Form 10-K
period 2002-12-31
NATIONAL CITY AUTO RECEIVABLES TRUST 2002-A
filed 2003-03-31
CIK 1169006

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the period from March 1, 2002 to December 31, 2002

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No.: 333-74756

                       NATIONAL CITY AUTO RECEIVABLES TRUST 2002-A
             (Exact name of registrant as specified in its charter)

               DELAWARE                                N/A
     (State or other jurisdiction               (I.R.S. Employer
           of incorporation)                    Identification No.)

         NATIONAL CITY CENTER
        1900 EAST NINTH STREET
            CLEVELAND, OHIO                             44114-3484
(Address of principal executive offices)                (ZIP Code)

                                 (216) 222-2000
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X     No ___
                             ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                                 Not Applicable

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ No ___

                                 Not Applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

                                 Not Applicable

INTRODUCTORY NOTE

         This Annual Report on Form 10-K is filed with respect to National City Auto Receivables Trust 2002-A (the "Trust"), a trust formed under the laws of the state of Delaware pursuant to an amended and restated Trust Agreement, dated as of March 1, 2002, between National City Vehicle Receivables, Inc., as depositor, and Wilmington Trust Company, as owner trustee. The Trust issued $1,046,735,000 in aggregate principal amount of asset-backed notes, classes A-1, A-2, A-3, and A-4 (the "Notes") pursuant to an Indenture, dated as of March 1, 2002, between the Trust, as issuer, and the Bank of New York, as indenture trustee. Certain information otherwise required to be included in this Annual Report has been omitted in reliance on the letter relief granted by the staff of the Securities and Exchange Commission to other companies in similar circumstances. Items designated herein as "Not Applicable", except for
         Item 14 for which disclosure is not required for asset-backed issuers, have been omitted as a result of this reliance.

                                     PART I

Item 1.  BUSINESS

         Not Applicable

Item 2.  PROPERTIES

         Not Applicable

Item 3.  LEGAL PROCEEDINGS

         There were no material pending legal proceedings relating to the Trust to which any of the Trust, the indenture trustee, the owner trustee, the servicer or the registrant was a party or which any of their respective properties was the subject during the fiscal year covered by this report, nor is the registrant aware of any such proceedings contemplated by governmental authorities.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No vote or consent of the securityholders was solicited for any purpose during the period from March 1, 2002 to December 31, 2002.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         All of the Trust's beneficial interests are held by National City Vehicle Receivables, Inc. All of National City Vehicle Receivables, Inc.'s common stock is owned by National City Bank. To the best knowledge of the registrant, there is no established public trading market for the Notes. Each class of Note is represented by one or more Notes registered in the name of Cede & Co., the nominee of the Depository Trust Company (the "DTC"). The records of the DTC indicate that, at December 31, 2002, there were no DTC participants holding a position in the Class A-1 Notes, which were paid off in 2002, seven DTC participants holding a position in the Class A-2 Notes, 32 DTC participants holding a position in the Class A-3 Notes, and 45 DTC participants holding a position in the Class A-4 Notes.

Item 6.  SELECTED FINANCIAL DATA

         Not Applicable

Item 7. MANAGAMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Not Applicable

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Not Applicable

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Not Applicable

Item 11. EXECUTIVE COMPENSATION

         Not Applicable

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Not Applicable

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not Applicable

Item 14. CONTROLS AND PROCEDURES

         Not Applicable

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of the report:

         Exhibit 99.1:  Annual Servicer's Certificate

         Exhibit 99.2: Annual Servicing Report in the form of Independent Accountants' Report on Applying Agreed-Upon Procedures prepared by Ernst & Young LLP

     (b) The registrant filed the following current reports on Form 8-K during the fourth quarter of 2002.

         DATE OF REPORT             ITEMS COVERED

         October 15, 2002           Item 7 - Monthly Payment Date Statement to
         November 15, 2002          Securityholders
         December 16, 2002

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        NATIONAL CITY BANK, as
                                        Trust Administrator

                                        By: /s/ Robert B. Crowl
                                           ------------------------------------
                                           Name: Robert B. Crowl
                                           Title: Senior Vice President

Dated: March 31, 2003

                                 CERTIFICATION

I, Richard G. Zab, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of National City Auto Receivables Trust 2002-A;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the sale and servicing agreement for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the sale and servicing agreement, and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the sale and servicing agreement, that is included in these reports.

Date: March 31, 2003

/s/ Richard G. Zab
----------------------
Richard G. Zab
Senior Vice President - Consumer Loan Services
National City Bank