Form 10-K
period 2003-12-31
NATIONAL CITY AUTO RECEIVABLES TRUST 2002-A
filed 2004-03-30
CIK 1169006

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

                               Yes [x]    NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                 Not Applicable


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

                                 Not Applicable

INTRODUCTORY NOTE

         This Annual Report on Form 10-K is filed with respect to National City Auto Receivables Trust 2002-A (the "Trust"), a trust formed under the laws of the state of Delaware pursuant to an amended and restated Trust Agreement, dated as of March 1, 2002, between National City Vehicle Receivables, Inc., as depositor, and Wilmington Trust Company, as owner trustee. The Trust issued $1,046,735,000 in aggregate principal amount of asset-backed notes, classes A-l, A-2, A-3, and A-4 (the "Notes") pursuant to an Indenture, dated as of March 1, 2002, between the Trust, as issuer, and the Bank of New York, as indenture trustee. Certain information otherwise required to be included in this Annual Report has been omitted, in reliance on the letter relief granted by the staff of the Securities and Exchange Commission to other companies in similar circumstances. Items designated herein as "Not Applicable", except for Item 14 for which disclosure is not required for asset-backed issuers, have been omitted as a result of this reliance.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No vote or consent of the securityholders was solicited for any purpose during the year ended December 31, 2003.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         All of the Trust's beneficial interests are held by National City Vehicle Receivables, Inc. All of National City Vehicle Receivables, Inc.'s common stock is owned by National City Bank. To the best knowledge of the registrant, there is no established public trading market for the Notes. Each class of Note is represented by one or more Notes registered in the name of Cede & Co., the nominee of the Depository Trust Company (the "DTC"). The records of the DTC indicate that, at December 31, 2003, there were no DTC participants holding a position in the Class A-l Notes, which were paid off in 2002, no DTC participants holding a position in the Class A-2 Notes, which were paid off in 2003, 29 DTC participants holding a position in the Class A-3 Notes, and 41 DTC participants holding a position in the Class A-4 Notes.

Item 6.  SELECTED FINANCIAL DATA

         Not Applicable

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Not Applicable

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Not Applicable

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

Item 9A. CONTROLS AND PROCEDURES

         Not Applicable

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Not Applicable

Item 11. EXECUTIVE COMPENSATION

         Not Applicable

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Not Applicable

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not Applicable

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         Not Applicable

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of the report:

         Exhibit 31: Sarbanes-Oxley Act 302 Certification dated March 30, 2004 for National City Auto Receivables Trust 2002-A Annual Report on Form 10-K for the year ended December 31, 2003.

         Exhibit 99.1: Annual Servicer's Certificate

         Exhibit 99.2: Report of Independent Accountants

     (b) The registrant filed the following Current Reports on Forms 8-K for the fourth quarter of 2003 and through the date of this Form 10-K filing.

         DATE OF REPORT          ITEMS COVERED

         October 15, 2003        Item 7 - Monthly Payment Date Statement to
         November 17, 2003       Securityholders
         December 15, 2003
         January 15, 2004
         February 16, 2004
         March 15, 2004

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                           NATIONAL CITY BANK, as
                                           Trust Administrator

                                           By: /s/ Robert B. Crowl
                                               --------------------------------
                                               Name: Robert B. Crowl
                                               Title: Senior Vice President

Dated: March 30, 2004