Form 10-K
period 2004-12-31
NATIONAL CITY AUTO RECEIVABLES TRUST 2002-A
filed 2005-03-31
CIK 1169006

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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

                                     PART I

Item 1.  BUSINESS

         Not Applicable

Item 2.  PROPERTIES

         Not Applicable

Item 3.  LEGAL PROCEEDINGS

         The registrant is not aware of any material pending legal proceedings relating to the Trust to which any of the Trust, the indenture trustee, the owner trustee, the servicer or the registrant was a party or which any of their respective properties was the subject during the fiscal year covered by this report, nor is the registrant aware of any such proceedings contemplated by governmental authorities.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No vote or consent of the securityholders was solicited for any purpose during the year ended December 31, 2004.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         The records of the Depository Trust Company ("DTC") indicate that, at December 31, 2004, there were no DTC participants holding a position in the Class A-l Notes, which were paid off in 2002, no DTC participants holding a position in the Class A-2 Notes, which were paid off in 2003, no DTC participants holding a position in the Class A-3 Notes, which were paid off in 2004, and 27 DTC participants holding a position in the Class A-4 Notes.

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

Item 9b. OTHER INFORMATION

         None

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Not Applicable

Item 11. EXECUTIVE COMPENSATION

         Not Applicable

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                 (a) Each class of Certificates is represented by one or more certificates registered in the name of Cede & Co., the nominee of DTC, and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it holds on behalf of other brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold Certificates for their own account or for the accounts of their customers. At December 31, 2004, the following direct DTC participants held positions in Certificates representing interest in the Trust equal to or exceeding 5% of the total principal amount of each class outstanding on that date. The address of each of the participants listed below is: C/O The Depository Trust Company, 55 Water Street, 49th Floor, New York, New York 10041.

                                                                                        Amount of
                                                                                        Beneficial
Title of Class       Name of Beneficial Owner                                           Ownership       Percent of Class
------------------------------------------------------------------------------------------------------------------------
Class A-1            None

Class A-2            None

Class A-3            None

Class A-4            SSB - Bank Portfolio                                               89,654,000                 34%
                     State Street Bank and Trust Company                                66,732,000                 25%
                     JPMorgan Chase Bank, National Association                          42,090,000                 16%
                     Mellon Trust of New England, National Association                  26,826,000                 10%
                     Bank of New York, The                                              12,080,000                  5%


                 (b) Not Applicable

                 (c) Not Applicable

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not Applicable

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         Not Applicable

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of the report:

         Exhibit 31: Sarbanes-Oxley Act 302 Certification dated March 31, 2005 for National City Auto Receivables Trust 2002-A Annual Report on Form 10-K for the year ended December 31, 2004.

         Exhibit 99.1: Annual Servicer's Certificate

         Exhibit 99.2: Report of Independent Accountants

     (b) The registrant filed the following Current Reports on Forms 8-K for the fourth quarter of 2004 and through the date of this Form 10-K filing.

         DATE OF REPORT          ITEMS COVERED

         October 15, 2004        Item 7 - Monthly Payment Date Statement to
         November 15, 2004       Securityholders
         December 15, 2004
         January 18, 2005
         February 15, 2005
         March 15, 2005

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                           NATIONAL CITY BANK, as
                                           Trust Administrator

                                           By: /s/ Russell A. Cronin, Jr.
                                               --------------------------------
                                               Name: Russell A. Cronin, Jr.
                                               Title: Senior Vice President

Dated: March 31, 2005